Form 10-K
period 1998-12-31
NATIONSCREDIT GRANTOR TRUST 1997-2
filed 1999-03-31
CIK 1044325

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 _______________
                                    FORM 10-K

                                 CURRENT REPORT

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

                                    333-33441
                              (Commission File No.)


                      NATIONSCREDIT GRANTOR TRUST 1997 - 2
               (Exact name of registrant as specified in charter)

 Delaware                                          75-2655744
(State  or  other  jurisdiction                    (IRS  Employer
of  incorporation  or  organization)               Identification No.)

             225 E. John Carpenter Freeway, Irving Texas 75062-2731
             (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code  (972) 506-5026

           Securities registered pursuant to section 12(g) of the Act:
                   6.35% Marine Receivable-Backed Certificates
                     6.25% Recreational Vehicle Certificates
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the pas 90 days.
(x)     yes                         (  )  no

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

                                     PART I
Item  1.  Business.

     The NationsCredit Grantor Trust 1997-2 (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of September 30, 1997 among NationsCredit Securitization Corporation (the "Seller"), NationsCredit Distribution Finance, Inc. (formerly known as NationsCredit Commercial Corporation of America), as Servicer (the "Servicer") and Bankers Trust Company, as trustee (the "Trustee"). The Trust's only business is to act as a passive trust to permit investment in a pool of retail installment sales contracts.

Item  2.  Properties.

     The assets of the Trust include a pool of marine and recreational vehicle retail installment sales contracts (the "Receivables"), the security interests in the collateral securing the Receivables and certain other property more specifically set forth in the Pooling and Servicing Agreement.

Item  3.  Legal  Proceedings.

     There are no pending legal proceedings with respect to the Trustee involving the Trust, Bankers Trust Company, as Trustee, or NationsCredit Distribution Finance, Inc., as Servicer.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

          None.

                                     PART II
Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information. There is no established public trading market for the Certificates.
(b) Holders. Since each of the Certificates was issued in book entry form only, there is only one holder of record of the Certificates. See
        Item 12 below.
(c)     Dividends.  Not  applicable.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III
Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

     The Certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is
                    Cede  &  Co.
                    c/o  The  Depository  Trust  Company
                    Attention:  Proxy  Department
                    Seven  Hanover  Square
                    New  York,  New  York  10004

Item  13.  Certain  Relationships  and  Related  Transactions.

           None.

                                     PART IV
Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8K.

(a)    1.   Not  applicable.
       2.   Not  applicable.
       3.   Exhibits:
            99.1     Annual  Statement  as  to  Compliance
            99.2     Report  of  Independent  Accountants

(b)     Reports  on  Form  8-K



          NationsCredit Grantor Trust 1997-2 filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1997, including the Servicer's Certificate for each due period provided to Bankers Trust Company, as Trustee.

                           Date of Reports on Form 8-K
                           ---------------------------
                                January 15, 1998
                                February 17, 1998
                                 March 16, 1998
                                 April 15, 1998
                                  May 15, 1998
                                  June 15, 1998
                                  July 15, 1998
                                 August 17, 1998
                               September 15, 1998
                                October 15, 1998
                                November 16, 1998
                                December 15, 1998

     (c) The exhibits filed as a part of this report are listed in the Index to Exhibits on Page 5

     (d)  Not  applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONSCREDIT  GRANTOR  TRUST  1997  -  2  (Registrant)

By: NationsCredit Commercial Corporation of America, as Servicer of NationsCredit Grantor Trust 1997 - 2

Date:  March  31,  1999        By: /s/SUZANNE  CASTLEBERRY
                                    -------------------------
                               Name:  Suzanne  Castleberry
                               Title: Vice  President