Form 10-K
period 1999-12-31
NATIONSCREDIT GRANTOR TRUST 1997-2
filed 2000-03-30
CIK 1044325

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 _______________
                                    FORM 10-K

                                 CURRENT REPORT

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III
Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

           The Certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances.Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
                        Cede  &  Co.
                        c/o  The  Depository  Trust  Company
                        Attention:  Proxy  Department
                        Seven  Hanover  Square
                        New  York,  New  York  10004

Item  13.  Certain  Relationships  and  Related  Transactions.

           None.

                                     PART IV
Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8K.

           (a)       1.     Not  applicable.
                     2.     Not  applicable.
                     3.     Exhibits:
                            99.1     Annual  Statement  as  to  Compliance
                            99.2     Report  of  Independent  Accountants

           (b)     Reports  on  Form  8-K



          NationsCredit Grantor Trust 1997-2 filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1999, including the Servicer's Certificate for each due period provided to Bankers Trust Company, as Trustee.

                           Date of Reports on Form 8-K
                           ---------------------------
                                January 15, 1999
                                February 16, 1999
                                 March 15, 1999
                                 April 15, 1999
                                  May 17, 1999
                                  June 15, 1999
                                  July 15, 1999
                                 August 16, 1999
                               September 15, 1999
                                October 15, 1999
                                November 15, 1999
                                December 15, 1999

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

By: NationsCredit Commercial Corporation of America, as Servicer of NationsCredit Grantor Trust 1997 - 2

Date:  March  30,  2000        By  /s/  JILL  B.  STEWART
                                   ----------------------
                               Name:    Jill  B.  Stewart
                               Title:   Senior  Vice  President