Form 10-K
period 2000-12-31
NATIONSCREDIT GRANTOR TRUST 1997-2
filed 2001-03-30
CIK 1044325

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 _______________
                                    FORM 10-K

                                 CURRENT REPORT

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                                    333-33441
                              (Commission File No.)


                      NATIONSCREDIT GRANTOR TRUST 1997 - 2
               (Exact name of registrant as specified in charter)

Delaware                                          75-2655744
------------------------------------------------------------
(State  or  other  jurisdiction                   (IRS  Employer
of  incorporation  or  organization)              Identification No.)

1355 Windward Concourse, Alpharetta Georgia           30005
----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code  (678) 339-9343

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

     The NationsCredit Grantor Trust 1997-2 (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of September 30, 1997 among NationsCredit Securitization Corporation (the "Seller"), Banc of America Specialty Finance, Inc. (formerly known as NationsCredit Commercial Corporation of America), as Servicer (the "Servicer") and Bankers Trust Company, as trustee (the "Trustee"). The Trust's only business is to act as a passive trust to permit investment in a pool of retail installment sales contracts.

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

Item  13.  Certain  Relationships  and  Related  Transactions.

     None.

                                     PART IV
Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8K.

           (a)
                 1.     Not  applicable.
                 2.     Not  applicable.
                 3.     Exhibits:
                        99.1     Annual  Statement  as  to  Compliance
                        99.2     Report  of  Independent  Accountants

           (b)     Reports  on  Form  8-K



          NationsCredit Grantor Trust 1997-2 filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 2000, including the Servicer's Certificate for each due period provided to Bankers Trust Company, as Trustee.

                           Date of Reports on Form 8-K
                           ---------------------------
                                January 18, 2000
                                February 15, 2000
                                 March 15, 2000
                                 April 17, 2000
                                  May 15, 2000
                                  June 15, 2000
                                  July 17, 2000
                                 August 15, 2000
                               September 15, 2000
                                October 13, 2000
                                November 13, 2000
                                December 11, 2000

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

By: Banc of America Specialty Finance, Inc. formerly NationsCredit Commercial Corporation of America, as Servicer of NationsCredit Grantor Trust 1997 - 2

Date:  March  27,  2001        By  /s/CHRISTOPHER  SPOENEMAN
              --                   ---------------------------
                               Name:  Christopher  Spoeneman
                               Title: Senior  Vice  President

EXHIBIT  INDEX


     Exhibit  Number                    Description  of  Exhibit
     99.1                            Annual  Statement  as  to  Compliance
     99.2                            Report  of  Independent  Accountants